Form 10-Q
period 2016-09-30
Jobbot Inc.
filed 2016-12-09
CIK 1519820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-199833

JOBBOT, INC.
(Exact name of small business issuer as specified in its charter)

New York	45-1957218
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1730 62nd Street

Brooklyn, New York 11204

(Address of Principal Executive Offices)

(646) 780-0992

(Issuer's telephone number)

___________________________________________________

 (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 9, 2016: 12,505,000 shares of common stock.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Jobbot, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
		(Audited)
Assets

Current assets:

Cash and cash equivalents	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$6,015	$6,740
Due to related party	27,000	19,026

Total current liabilities	33,015	25,766

Stockholders' equity (deficiency):
Common stock, $.0001 par value; authorized 100,000,000 shares, issued and outstanding 12,505,000, and 12,505,000 shares, respectively	1,251	1,251
Additional paid-in capital	27,927	26,680
Accumulated deficit	(62,193)	(53,697)

Total stockholders' equity (deficiency)	(33,015)	(25,766)

Total liabilities and stockholders' equity (deficiency)	$-	$-

See notes to financial statements.

Jobbot, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-
Expenses
Professional fees	2,000	2,987	4,987	10,040
Consulting expense	-	-	-	-
Office and Admin	371	555	1,434	2,118
Interest expense	738	1,057	2,075	1,460
Total expenses	3,109	4,599	8,496	13,618

Income (loss) before income taxes	(3,109)	(4,599)	(8,496)	(13,618)

Income taxes (benefit)	-	-	-	-

Net income (loss)	$(3,109)	$(4,599)	$(8,496)	$(13,618)

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	12,505,000	12,505,000	12,505,000	12,505,000

See notes to financial statements.

Jobbot, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash flows from operating activities
Net loss	$(8,496)	$(13,618)

Adjustment to reconcile net loss to net cash used in operating activities:
Imputed interest	1,247	791

Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	(725)	3,497
Net cash used in operating activities	(7,974)	(9,330)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in due to related party	7,974	9,230
Net cash provided by (used in) financing activities	7,974	9,230

Increase (decrease) in cash and cash equivalents	-	(100)
Cash and cash equivalents, beginning of period	-	100
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Jobbot, Inc.

Notes to Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Jobbot, Inc. was incorporated under the laws of the State of New York on April 21, 2011. We are an early stage company, engaged in the business of providing an online employment service. Jobbot owns the domain name www.jobbot.biz which the Company intends to develop as an online employment website to be utilized by employers and job seekers to either fill or find open employment positions. Presently, the Company is seeking web developers and/or partner service providers, to complete development of our website. Up until June 26, 2016, Jobbot was party to a partnership program with Simply Hired Inc. which allowed Jobbot to utilize Simply Hired, Inc.'s ("Simply Hired") proprietary software "Simply Partner". On June 26, 2016, Simply Hired Inc suspended its program for all publishers.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has had no revenues and has an accumulated deficit which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to complete private equity financing and generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through equity financing and through loans made by the Company’s stockholders.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of September 30, 2016, the Company had negative working capital and a stockholders’ deficiency of $33,015. Further, from inception to September 30, 2016, the Company incurred losses of $62,193. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing either by loans or sales of shares of its common stock. Also, the Company plans to offer new products and pursue acquisition prospects to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(b)	Interim Financial Information

The accompanying interim financial information as of September 30, 2016 and 2015 are unaudited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of those to be expected for the year ending December 31, 2016.

(c)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Jobbot, Inc.

Notes to Financial Statements

(Unaudited)

(d)	Fair Value of Financial Instruments

The Company has adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"). ASC 820-10 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company's financial position or operations, but does require that the Company disclose assets and liabilities that are recognized and measured at fair value on a non-recurring basis, presented in a three-tier fair value hierarchy, as follows:

- Level 1. Observable inputs such as quoted prices in active markets;

- Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

- Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets that were measured and recognized at fair value as of September 30, 2016 and December 31, 2015:

- Level 1: none

- Level 2: none

- Level 3: none

The Company adopted Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of this standard did not have an impact on the Company's financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable and accrued expenses, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

(e)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

(f)	Revenue Recognition

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectibility is reasonable assured, and (4) delivery has occurred. Persuasive evidence of an arrangement and fixed price criteria are satisfied through purchase orders. Collectibility criteria is satisfied through credit approvals. Delivery criteria is satisfied when the products are shipped to a customer and title and risk of loss pass to the customer in accordance with the terms of sale. The Company has no obligation to accept the return of products sold other than for replacement of damaged products. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers. Substantially all sales are prepaid by the customers by credit card.

Jobbot, Inc.

Notes to Financial Statements

(Unaudited)

(g)	Advertising

Advertising costs are expensed as incurred and amounted to $0 and $0 for the nine months ended September 30, 2016 and 2015 (unaudited), respectively.

(h)	Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at December 20, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company issued 1,500,000 shares of common stock for general consulting services rendered by three shareholders of the Company for the period from inception (April 21, 2011) through November 7, 2016. The shares have been valued at the fair market value of the services received of $15,000.

(i)	Income Taxes

Income taxes are accounted for under the assets and liability method. Current income taxes are provided in accordance with the laws of the respective taxing authorities. Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

(j)	Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

Jobbot, Inc.

Notes to Financial Statements

(Unaudited)

(j)	Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) ("ASU 2015-16"). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company's consolidated financial statements.

During February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new standard.

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the new standard.

Jobbot, Inc.

Notes to Financial Statements

(Unaudited)

NOTE 4 – CREDIT CARD LIABILITIES

The Company uses credit cards to pay for various Company expenses. The credit card liabilities bear interest at rates ranging up to 24% and are due in monthly installments of principal and interest. The company recorded interest expense of $2,075 and $1,460 during the period ended September 30, 2016 and September 30, 2015, respectively. The amount owed by the Company was $3,499 and $4,567 during the period ended September 30, 2016 and December 31, 2015, respectively.

NOTE 5 – RELATED PARTY

In April 2011, the Company issued a total of 10,000,000 founder's shares of common stock at par value of $0.0001 to the Company's CEO, Patrick Giordano. No proceeds were received in exchange for the shares of common stock.

The due to related party is due the Company’s chief executive officer, bears no interest and is due on demand. During the period ended September 30, 2016, $3,062 was loaned to the Company by the chief executive officer. As of September 30, 2016 and December 31, 2015, related party balance is $7,974 and $9,680 respectively. The company recorded imputed interest of $495 during the period ending September 30, 2016.

On February 9, 2014, Larry Paduano was issued 500,000 shares of common stock, at value $0.01 per share, which was the last sell price of common stock for cash, for services rendered to the Company as a consultant valued in the amount of $5,000. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

On March 15, 2014, Larry Cagno was issued 500,000 shares of common stock, at value $0.01 per share, which was the last sell price of common stock for cash, for services rendered to the Company as a consultant valued in the amount of $5,000. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

On April 13, 2014, we issued 500,000 shares of our common stock to Mr. Robert Denn, the Secretary, and a director of the Company. These shares were issued in exchange for services rendered, valued in the amount of $5,000.The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. As a director of the Company, Mr. Denn had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

During June 20, 2014, Robert Denn purchased 50,000 shares in a fully subscribed private placement made pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The consideration paid was $500 for such shares at $0.01 per share.

Jobbot, Inc.

Notes to Financial Statements

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

In April 2011, the Company issued a total of 10,000,000 founder's shares of common stock at par value of $0.0001 to the Company's CEO, Patrick Giordano. No proceeds were received in exchange for the shares of common stock.

In December 2013, the Company sold a total of 395,000 shares of its common stock to 8 investors at a price of $0.01 per share or $3,950 total.

On February 9, 2014, Larry Paduano was issued 500,000 shares of common stock, at value $0.01 per share, which was the last sell price of common stock for cash, for services rendered to the Company as a consultant valued in the amount of $5,000. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

On March 15, 2014, Larry Cagno was issued 500,000 shares of common stock, at value $0.01 per share, which was the last sell price of common stock for cash, for services rendered to the Company as a consultant valued in the amount of $5,000. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

On April 13, 2014, we issued 500,000 shares of our common stock to Mr. Robert Denn, the Secretary, and a director of the Company. These shares were issued in exchange for services rendered, valued in the amount of $5,000.The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. As a director of the Company, Mr. Denn had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

In June 2014, the Company sold a total of 610,000 shares of its common stock to 19 investors at a price of $0.01 per share or $6,100 total.

The Company recorded imputed interest of $1,247 and $1,170 during the period ended September 30, 2016 and December 31, 2015, respectively.

NOTE 7 – CONTINGINCIES

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion our management, could reasonably be expected to have a material adverse effect on our business or financial conditions or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and notes appearing elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Jobbot, Inc. was incorporated under the laws of the State of New York on April 21, 2011. We are an early stage company, engaged in the business of providing an online employment service. Jobbot owns the domain name www.jobbot.biz which the Company intends to develop as an online employment website to be utilized by employers and job seekers to either fill or find open employment positions. Presently, the Company is seeking web developers and/or partner service providers, to complete development of our website. Up until June 26, 2016, Jobbot was party to a partnership program with Simply Hired Inc. which allowed Jobbot to utilize Simply Hired, Inc.'s ("Simply Hired") proprietary software "Simply Partner". On June 26, 2016, Simply Hired Inc suspended its program for all publishers.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies.

Plan of Operation

Over the next 12 months, Jobbot will concentrate on development of its website. Upon completion of development, we intend to conduct an online marketing campaign. The marketing campaign includes major search engine pay-per-click sponsored ads, social media advertising, targeted banner ads, and an email campaign. The Company believes that its marketing campaign will significantly increase the amount of traffic directed to the web site. We currently do not have sufficient funds to implement our planned activities and will require additional financing. With adequate funding we believe that we will be well positioned to execute our business plan.

The Company estimates that it will require a minimum of approximately $200,000 in the next 12 months to implement its activities. Such funds will be needed for the following purposes:

Purpose	Amount

Web Hosting	$8,000
Web Development	$50,000
Marketing	$125,000
Travel & Entertainment	$5,000
Cost of operating as a public company	$12,000
Total	$200,000

The Company may have to raise funds through a private offering after this registration statement is declared effective and our shares are quoted on the Over the Counter Bulletin Board. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Upon subsequent completion of funding, the Company plans to implement the following milestones:

Milestone 1: 3 Months

- Upgrade website to new professional graphics and presentation

- Hire 2 additional staff: Marketing Coordinator and administrator

Milestone 2: 9 Months

- Execute Marketing plan

Employees

Presently our two officers are contributing their services without payment and certain consultants have accepted shares for services.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015.

The Company did not generate any revenues for the three and nine months ended September 30, 2016 and September 30, 2015.

Professional fees for the three months ended September 30, 2016 and September 30, 2015 was $2,000 and $2,987, respectively. Professional fees for the nine months ended September 30, 2016 and September 30, 2015 was $4,987 and $10,040 respectively.

Office and administrative expenses for the three months ended September 30, 2016 and September 30, 2015 was $371 and $555, respectively. Office and administrative expenses for the nine months ended September 30, 2016 and September 30, 2015 was $1,434 and $2,118, respectively.

Interest expense for the three months ended September 30, 2016 and September 30, 2015 was $738 and $1,057, respectively. Interest expense for the nine months ended September 30, 2016 and September 30, 2015 was $2,075 and $1,460, respectively. The decrease is due to the company taking on reduced loans from the officer/director of the company. The loans have no stated interest and no stated terms. The loans have been recorded with an imputed interest rate of 8%.

Net loss for the three months ended September 30, 2016 and September 30, 2015 was $3,109 and $4,599, respectively. Net loss for the nine months ended September 30, 2016 and September 30, 2015 was $8,496 and $13,618, respectively. The loss was primarily due to the increase in professional and consulting fees.

Loss per share was $0.00 and $0.00 for the three months ended September 30, 2016 and September 30, 2015, respectively. Loss per share was $0.00 and $0.00 for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Liquidity and Capital Resources

As of September 30, 2016, the Company had a cash balance of $0. As of December 31, 2015, the Company had a cash balance of $0. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. The Company raised $10,050 in the private placements as of June 2014. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended December 31, 2015, our independent registered public accountants included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form S-1 for the fiscal year ended December 31, 2015. There have been no material changes in our existing accounting policies from the disclosures included in our 2015 Annual Report on Form S-1.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We conduct our business in United States dollars. Our market risk is limited to the United States domestic, economic and regulatory factors.

Item 4T. Controls and Procedures

Management's evaluation of disclosure controls and procedures

The management of the company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (one individual) as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company's disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2016 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company's disclosure controls and procedures and implementing corrective measures.

Changes in Internal Controls

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

31.1	Certification Pursuant to 18 U.S.C Section 1350, As adopted pursuant to Section 302 of the Sabanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Interactive Data Files

(B) Reports on Form 8-K

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

JOBBOT, INC.
Registrant

Date: December 9, 2016	By:	/s/ Patrick Giordano
Patrick Giordano
President, Chief
Executive Officer, Chief Financial Officer, Treasurer, and Director

