Form 10-K
period 2016-12-31
Jobbot Inc.
filed 2017-05-19
CIK 1519820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-199833

JOBBOT, INC.
(Exact name of small business issuer as specified in its charter)

New York	45-1957218
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1730 62nd Street

Brooklyn, New York 11204

(Address of Principal Executive Offices)

(646) 780-0992

(Issuer’s telephone number)

___________________________________________________

 (Former name, address and fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes     ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $125,505.

As of May 19, 2017, 12,505,000 shares of Common Stock, par value $0.001 per share were outstanding.

ITEM 1. Description of Business.

General

Jobbot, Inc. was incorporated under the laws of the State of New York on April 21, 2011. We are an early stage company, engaged in the business of providing an online service whereby employment seekers can find open employment positions anywhere throughout the continental United States. Jobbot owns the domain name www.jobbot.biz which the Company intends to develop as an online employment website to be utilized by employers and job seekers to either fill or find open employment positions. Presently, the Company is seeking web developers and/or partner service providers, to complete development of our website.

Up until June 26, 2016, Jobbot was party to a partnership program with Simply Hired Inc. which allowed Jobbot to utilize Simply Hired, Inc.'s ("Simply Hired") proprietary software "Simply Partner". On June 26, 2016, Simply Hired Inc. suspended its program for all publishers.

The Company intends to focus on the continued development of its website Jobbot.biz. Upon completion of such development, Jobbot intends to have a viable website providing job seekers with open employment opportunities as well as employers wishing to fill such openings. The Company is actively seeking web developer(s) to present Jobbot with proposals which would include design, time frame, and cost of development. We intend to review and consider several proposals before making any final determinations.

Jobbot may seek “Partner Providers” similar to the one the Company had in place with Simply Hired Inc. or the alternative to develop our own website. On June 26, 2016, Simply Hired suspended its program. The Company makes no assurance it will be able to enter into a suitable arrangement with any provider.

The Market

According to the US Department of Labor, Bureau of Labor Statistics, there are approximately 7.9 million Americans unemployed as of November 2016. The unemployment rate in the U.S. as of November 2016 is 5.0%. An estimated total of 20 million unemployed individuals either receive unemployment benefits or have exhausted their benefits but remain unemployed. Management believes that the large number of unemployed individuals makes the current job market extremely competitive and job seekers will need to be more aggressive when searching for employment.

Competition

The online employment market is dominated by large corporations such as Monster, Career Builders, Indeed, The Ladders and others. There are a significant number of niche and local websites that we will also compete with. Monster is by far the leader in the industry with over $660 million in revenues in 2015, and a global organization with over 4,000 employees. The Ladders caters to those seeking jobs with salaries above $100,000 per year and charges both employers and job seekers for use of their service.

Jobbot will also be competing with smaller, niche market online job websites. These niche job websites often cater to a specific industry or geographic location and have limited resources to apply towards marketing and advertising. Jobbot believes it can compete effectively with these smaller niche websites.

Larger, national, online job websites such as Monster and Career Builder have much greater financial resources and name recognition than Jobbot. Jobbot intends to compete effectively against the current competition which now dominates the marketplace by offering an aggressive pricing plan. We intend to offer employers discounted pricing in an attempt to attract employers to our website. In addition to our pricing strategy, Jobbot believes that the user experience of its online job seeking tools will provide an attractive alternative to its competitors.

Marketing

After completion of development of our website, and for a limited promotional period of time, Jobbot will allow free access to employers who wish to post ads to fill open employment positions on our website. This strategy is intended to capture the attention of employers and offer them the opportunity to try Jobbot at little or no cost. After the limited promotional period, Jobbot will offer discounted pricing and other promotional incentives. We believe our discounted pricing plans and promotional offers will be extremely attractive to employers who are looking to fill open positions quickly.

Jobbot intends to utilize various online marketing strategies to achieve our objectives. Such strategies include, but are not limited to, sponsored search advertising, display and text ads, social media, and email marketing campaigns.

Jobbot intends to use a direct email marketing campaign targeting employers who are currently advertising positions either online or in print. The direct email will consist of our promotional pricing offer, and of course, all of the additional benefits our service provides. In addition to our direct email campaign, we will use sponsor advertising on popular search engines such as Google, AOL, Yahoo! and Facebook.

Sponsored search advertising consists of ads placed upon search engine websites such as Google, Yahoo!, AOL and others. Sponsored search ads can be purchased from search websites such as Google, Yahoo!, AOL and others via a bidding process among those interested in advertising on a specific web page. Management believes that, in most cases, search websites are usually the first place an employment seeker will visit when searching online for employment. Jobbot intends to utilize sponsored search ads to attract visitors to our website.

Search engine websites such as Google and Yahoo! also offer display, banner, and text advertisements which are displayed on third-party websites. These ads appear on websites in accordance with such search engine website’s determination of the relevance of such ads to the content of the pages upon which the ads are displayed. Display and banner ads can utilize images and video which we believe will be attractive to consumers. These ads, like sponsored search ads, can be purchased from search engine websites.

Social media websites such as Facebook, Twitter, YouTube and Instagram are extremely popular. We believe that creating a presence on social media websites will allow for us to interact and engage with potential customers within our market. The Company believes developing an online social media presence will provide a cost-effective manner of online marketing. Social media websites also offer paid advertisements on their web pages.

Jobbot intends to establish relationships with employment agencies which may or may not have an online presence. By establishing such relationships, Jobbot believes it will gain access to a significant database of employers and the positions they currently need to have filled. Jobbot intends to offer initial promotional pricing plans to attract these agencies, as well as long-term competitive pricing plans.

Jobbot intends to employ marketing staff to contact employers and introduce them to Jobbot.

Revenue

Since inception, Jobbot Inc. has not generated any revenues. The Company anticipates future revenues, if any, to be derived from employers seeking to fill open positions. Employers wishing to post open positions on Jobbot.biz will be required to pay a listing fee. We plan to use the following fee schedule:

Number of Listings	Length of Listing	Listing Fee
1	60 Days	$29
3	60 Days	$75
5	60 Days	$100
10	60 Days	$175

The revenue the Company may realize from this source is dependent upon the overall employment market and the performance of our marketing campaign. The Company does not currently have any clients or subscribers.

Employees

We have no employees other than our executive officers, Patrick Giordano and Robert Denn, who are also members of our board of directors. Patrick Giordano and Robert Denn will devote, on average, 20 hours per week to the Company. All functions including development, strategy, negotiations and administration are currently being provided by our executive officers as described below in the Executive Compensation section of this prospectus.

Material Contracts

The Company does have not any material contracts at this time.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties.

The Company’s office is located at the residence of Patrick Giordano, our President, Chief Executive Officer and a director. Mr. Giordano provides such office to the Company at no charge. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Mine Safety Dislcosure.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. A market maker has filed an application together with the necessary documents, with FINRA, which operates the OTC Bulletin Board. Comments from FINRA are being responded to and, after the effective date of the registration statement relating to this prospectus, it is anticipated that the application will be approved. However, there can be no assurance that such an application for quotation will be approved. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. Consequently, a purchaser of our common stock may find it difficult to resell the securities offered herein should the purchaser desire to do so when eligible for public resale.

Holders

As of May 19, 2017, there were 12,505,000 common shares issued and outstanding, which were held by 30 shareholders of record.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-K constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the Securities and Exchange Commission ("SEC"). The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation and amortization policies on property and equipment and valuation allowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Derivative Financial Instruments

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Note), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

Revenue Recognition

As of the date of this disclosure, the Company has yet to recognize revenues. As the Company continues to develop and implement its business plan, revenue from the performance of services or sale of products will be recognized in accordance with FASB codification standards. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB codification standards. The standard requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted FASB codification regarding the required tax asset benefit computations for net operating losses carry forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB codification standards, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Valuation of Long-Lived and Intangible Assets and Goodwill

Pursuant to the ASC 350-10-05 Goodwill and Other Intangible Assets and the Impairment or Disposal of Long-lived Assets, we assess the impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. Factors we consider include and are not limited to the following:

•	Significant changes in performance relative to expected operating results

•	Significant changes in the use of the assets or the strategy of our overall business

•	Significant industry or economic trends

As determined in accordance with the ASC, if the carrying amount of goodwill of a reporting unit exceeds its fair value, the impairment loss is measured as the amount by which the carrying amount exceeds the fair market value of the assets. In accordance with the ASC, in determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. The impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Long-lived assets held and used by Zentric, Inc. are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

Recent Accounting Pronouncements

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

Overview

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

Results of Operations for the years ended December 31, 2016 and December 31, 2015.

The Company did not generate any revenues for the years ended December 31, 2016 and December 31, 2015.

Professional fees for the years ended December 31, 2016 and December 31, 2015 was $8,987 and $10,040, respectively.

Office and administrative expenses for the years ended December 31, 2016 and December 31, 2015 was $3,002 and $3,903, respectively.

Interest expense for the years ended December 31, 2016 and December 31, 2015 was $2,820 and $2,116, respectively. The increase is due to the company taking on increased loans from the officer/director of the company. The loans have no stated interest and no stated terms. The loans have been recorded with an imputed interest rate of 8%.

Net loss for the years ended December 31, 2016 and December 31, 2015 was $14,809 and $16,059, respectively. The loss was primarily due to the increase in professional fees.

Loss per share was $0.00 and $0.00 for the years ended December 31, 2016 and December 31, 2015.

Liquidity and Capital Resources

As of May 19, 2017, the Company had a cash balance of $0. As of December 31, 2016, the Company had a cash balance of $0. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. The Company raised $10,050 in the private placements as of June 2014. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements included herein regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements.

JOBBOT, INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jobbot, Inc.

We have audited the accompanying balance sheets of Jobbot, Inc. as of December 31, 2016 and 2015, and the related statements of operations, changes to stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Jobbot, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jobbot, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
May 19, 2017

Jobbot, Inc.

Balance Sheets

	December 31,
	2016	2015

Assets

Current assets:
Cash and cash equivalents	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$6,551	$6,740
Due to related party	32,252	19,026

Total current liabilities	38,803	25,766

Stockholders' equity (deficiency):
Common stock, $.001 par value; authorized 100,000,000 shares, 12,505,000 and 12,505,000 shares issued and outstanding, respectively	1,251	1,251
Additional paid-in capital	28,452	26,680
Accumulated deficit	(68,506)	(53,697)

Total stockholders' equity (deficiency)	(38,803)	(25,766)

Total liabilities and stockholders' equity (deficiency)	$-	$-

The accompanying notes are an integral part of these financial statements.

Jobbot, Inc.

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Expenses
Professional fees	$8,987	$10,040
Office and Admin	3,002	3,903
Interest expense	2,820	2,116
Total expenses	14,809	16,059

Income (loss) before income taxes	(14,809)	(16,059)

Income taxes (benefit)	-	-

Net income (loss)	$(14,809)	$(16,059)

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	12,505,000	12,505,000

The accompanying notes are an integral part of these financial statements.

Jobbot, Inc.

Statements of Changes in Stockholders' Equity (Deficiency)

					Total
	Common Stock		Additional		Stockholders'
	$.001 par value		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balances, December 31, 2014	12,505,000	1,251	25,510	(37,638)	(10,877)

Imputed interest	-	-	1,170		1,170

Net income (loss)	-	-	-	(16,059)	(16,059)

Balances, December 31, 2015	12,505,000	1,251	26,680	(53,697)	(25,766)

Imputed interest	-	-	1,772	-	1,772

Net income (loss)	-	-	-	(14,809)	(14,809)

Balances, December 31, 2016	12,505,000	1,251	28,452	(68,506)	(38,803)

The accompanying notes are an integral part of these financial statements.

Jobbot, Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(14,809)	$(16,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	1,772	1,170
Shares issued for services	-	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(189)	5,109

Net cash used in operating activities	(13,226)	(9,780)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in due to related party	13,226	9,680

Net cash provided by financing activities	13,226	9,680

Decrease in cash and cash equivalents	-	(100)

Cash and cash equivalents, beginning of period	-	100

Cash and cash equivalents, end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

Jobbot, Inc.

Notes to Financial Statements

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2016 and 2015, the Company had negative working capital and a stockholders’ deficiency of $38,803 and $25,766, respectively. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing either by loans or sales of shares of its common stock. Also, the Company plans to offer new products and pursue acquisition prospects to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(b)	Use of Estimates

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

Jobbot, Inc.

Notes to Financial Statements

(c)	Fair Value of Financial Instruments

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

The following presents the gross value of assets that were measured and recognized at fair value as of December 31, 2016 and December 31, 2015:

- Level 1: none

- Level 2: none

- Level 3: none

The Company adopted Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of this standard did not have an impact on the Company's financial position, results of operations or cash flows

The carrying value of cash and cash equivalents, accounts payable and accrued expenses, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

(d)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

(e)	Revenue Recognition

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

(f)	Advertising

Advertising costs are expensed as incurred and amounted to $0 and $0 for the years ended December 31, 2016 and 2015, respectively.

(g)	Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at December 20, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

(h)	Income Taxes

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

Jobbot, Inc.

Notes to Financial Statements

(i)	Net Income (Loss) per Share

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

Jobbot, Inc.

Notes to Financial Statements

NOTE 4 – CREDIT CARD LIABILITIES

The Company uses credit cards to pay for various Company expenses. The credit card liabilities bear interest at rates ranging up to 24% and are due in monthly installments of principal and interest. The company recorded interest expense of $2,820 and $2,116 during the period ended December 31, 2016 and December 31, 2015, respectively. The amount owed by the Company was $3,542 and $4,567 as of December 31, 2016 and December 31, 2015, respectively.

NOTE 5 – RELATED PARTY

In April 2011, the Company issued a total of 10,000,000 founder's shares of common stock at par value of $0.0001 to the Company's CEO, Patrick Giordano. No proceeds were received in exchange for the shares of common stock.

The due to related party is due the Company's chief executive officer. There is no formal agreement for the note and is due on demand. During the period ended December 31, 2016 and 2015, $13,226 and $9,680 was advanced to the Company by the chief executive officer, respectively. As of December 31, 2016 and 2015, related party balance is $32,252 and $19,026 respectively. The company recorded imputed interest of $1,772 and $1,170 during the period ending December 31, 2016 and 2015, respectively.

Jobbot, Inc.

Notes to Financial Statements

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company recorded imputed interest of $1,772 and $1,170 during the years ended December 31, 2016 and 2015, respectively.

NOTE 7 – INCOME TAXES

The Company has losses carried forward for income tax purposes for December 31, 2016. There are no current or deferred tax expenses for the period ended December 31, 2016 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

	Dec. 31	Dec. 31
	2016	2015
Net Operating Losses Carry-forward	$53,507	$38,698
Statutory Tax Rate	35%	35%
Deferred Tax Asset	18,727	13,544
Valuation Allowance	(18,727)	(13,544)
Net Deferred Tax Asset	$-	$-

The net federal operating loss carry forward will expire beginning 2030. This carry forward may be limited upon the consummation of a business combination under IRC Section 381. The Company has no uncertain tax position.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the criteria established in “Internal Control – 2013 Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1)

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2)

We did not maintain appropriate cash controls – As of December 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)

We did not implement appropriate information technology controls – As at December 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Management is evaluating plans on a cost benefit basis to remedy the above weaknesses and we continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our Form 10-K for the year ended December 31, 2016.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

OTHER INFORMATION

Item 10. Directors, Executive Officers, Promoters and Control Persons.

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position

Patrick Giordano	58	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

Robert Denn	59	Secretary and Director

Patrick Giordano has been the President, Treasurer, and a Director of the Company since its inception. From 2006 until 2010, Mr. Giordano was the President and a Director of E Global Marketing Inc. (EGLO), a publicly traded company which engaged in the business of online marketing of consumer products. From November 2008 until April 2010, Mr. Giordano was an account manager with Petro Inc., a home heating oil distributor located in Maspeth, New York. Mr. Giordano brings to the Company over 20 years of experience in sales, marketing, management, and finance.

Robert Denn has been the Secretary and a director of the Company since April 2014. Mr. Denn has over 30 years of sales and business experience. In 1999, Mr. Denn was a co-founder of a technology firm, NetLabs Inc. NetLabs in 2002 acquired another technology firm StrikeForce, whereby he remained an employee. Since 2009, Mr. Denn has been employed as an independent contractor working as an advisor consulting in matters relating to business development.

There are no familial relationships among any of our officers or directors. None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Audit Committee and Expert

We do not have an audit committee or an audit committee financial expert. Our corporate financial affairs are simple at this stage of development and each financial transaction can be viewed by any officer or director at will. The policy of having no committee will change if the constitution of one such becomes necessary as a result of growth of the company or as mandated by public policy.

Auditors; Code of Ethics; Financial Expert

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 11. Executive Compensation.

Summary Compensation

Since our incorporation on April 21, 2011, Patrick Giordano has been our President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a Director. We have no formal employment or consulting agreement with Mr. Giordano. On April 21, 2011, the Company issued 10,000,000 shares of its common stock, par value $0.0001 per share, to Mr. Giordano for services rendered to the Company as a consultant valued in the amount of $1,000. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

On April 13, 2014, Robert Denn was issued 500,000 shares of common stock, at value $0.01 per share on for services rendered to the Company as a consultant valued in the amount of $5,000. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act. As of April 13, 2014, Mr. Robert Denn became the Secretary and a member of the Board of Directors of the Company. We have no formal employment or consulting agreement with Mr. Robert Denn.

Since our inception on April 21, 2011, no stock options or stock appreciation rights were granted to any of our directors or executive officers, none of our directors or executive officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options. We have no long-term incentive plans.

Outstanding Equity Awards

Our executive officers and directors do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

SUMMARY COMPENSATION TABLE

Name and principal position	Year(1)	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Patrick Giordano (2)	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

Robert Denn (3)	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	5,000	0
	2014	0	0		0	0	0	0	0

_________ _

(1)	Represents the period from April 21, 2011 (Inception) to December 31, 2015.

(2)	Mr. Giordano has been serving as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a Director since our inception on April 21, 2011. On April 21, 2011, the Company issued 10,000,000 shares of its common stock, par value $0.0001 per share, to Mr. Giordano. No payment was received for these shares.

(3)

On April 13, 2014, Mr. Denn was issued 500,000 shares of common stock, at value $0.01 per share on for services rendered to the Company as a consultant valued in the amount of $5,000. As of April 13, 2014, Mr. Denn became the Secretary and a member of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of May 19, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,505,000 shares of our common stock issued and outstanding as of May 19, 2017. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Jobbot, Inc., c/o Mr. Patrick Giordano, 1730 62nd Street, Brooklyn, New York 11204. Our telephone number is (646) 780-0992.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Mr. Patrick Giordano	Common	10,000,000	80.0%

Mr. Robert Denn	Common	550,000	4.4%

Directors and Officers as a Group (2 persons)	Common	10,550,000	84.4%

Changes in Control

There are no arrangements which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions.

On April 21, 2011, we issued 10,000,000 shares of our common stock to Mr. Patrick Giordano, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director of the Company. These shares were worth $1,000 for services rendered as our founder with respect to the incorporation and set-up of Jobbot, Inc. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Giordano is an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

Since inception to date, the president of the Company has provided office space to the Company and other office administrative resources to the Company at no cost.

During the period from inception in April 21, 2011 and through December 31, 2016, the president of the Company has provided advances to the Company for use in its operations. As of December 31, 2016 and December 31, 2015, the Company owed to the president $32,252 and $19,026, respectively. The Company has imputed interest on the advances at 8%. Interest expense of $1,772 and $1,170 was charged to the statement of operations for fiscal years 2016 and 2015, respectively.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2016 and 2015 were $6,487 and $10,040 respectively.

Audit-Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule A.

Tax Fees

The Company incurred no fees during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred fees during the last two fiscal years ended December 31, 2016 and 2015 were $6,487 and $10,040 for services rendered by the Company’s principal accountants relating to the review of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10-Q.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Exhibits

(3.1)	(i) Articles of Incorporation

(3.2)	(ii) Bylaws. (1)

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications (i) Certification of Patrick Giordano

(32.1)	Certification Pursuant To The Sarbanes-Oxley Act 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (i) Certification of Patrick Giordano

________

(1)	Incorporated by reference to previous filing

(2)	These items have been previously filed

b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

JOBBOT, INC.

Date: May 19, 2017	By:	/s/ Patrick Giordano
	Name:	Patrick Giordano
	Title:	Chief Executive Officer, Chief Financial Officer
(Principal Executive Financial and Accounting Officer), Treasurer, and Director

