Form 10-Q
period 2017-06-30
Jobbot Inc.
filed 2017-11-06
CIK 1519820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(646) 780-0992

(Issuer’s telephone number)

_________________________________________________

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 3, 2017: 12,505,000 shares of common stock.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Jobbot, Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016
		(Audited)
Assets

Current assets:
Cash and cash equivalents	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$5,785	$6,551
Due to related party	39,347	32,252

Total current liabilities	45,132	38,803

Stockholders’ equity (deficiency):
Common stock, $.0001 par value; authorized 100,000,000 shares, issued and outstanding 12,505,000, and 12,505,000 shares, respectively	1,251	1,251
Additional paid-in capital	29,869	28,452
Accumulated deficit	(76,252)	(68,506)

Total stockholders’ equity (deficiency)	(45,132)	(38,803)

Total liabilities and stockholders’ equity (deficiency)	$-	$-

See notes to financial statements.

Jobbot, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-
Expenses
Professional fees	2,000	-	4,000	2,987
Consulting expense	-	-	-	-
Office and Admin	1,333	320	1,886	1,063
Interest expense	1,039	1,056	1,860	1,337
Total expenses	4,372	1,377	7,746	5,387

Income (loss) before income taxes	(4,372)	(1,377)	(7,746)	(5,387)

Income taxes (benefit)	-	-	-	-

Net income (loss)	$(4,372)	$(1,377)	$(7,746)	$(5,387)

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	12,505,000	12,505,000	12,505,000	12,505,000

See notes to financial statements.

Jobbot, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
	(Unaudited)

Cash flows from operating activities:
Net loss	$(7,746)	$(3,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	1,417	600
Stock-based compensation	-	-

Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	(766)	(1,234)

Net cash used in operating activities	(7,095)	(4,009)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in due to related party	7,095	4,009

Net cash provided by (used in) financing activities	7,095	4,009

Increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:

Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements.

Jobbot, Inc.

Notes to Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Jobbot, Inc. was incorporated under the laws of the State of New York on April 21, 2011. We are an early stage company, engaged in the business of providing an online employment service. Jobbot owns the domain name www.jobbot.biz which the Company intends to develop as an online employment website to be utilized by employers and job seekers to either fill or find open employment positions. Presently, the Company is seeking web developers and/or partner service providers, to complete development of our website. Up until June 26, 2016, Jobbot was party to a partnership program with Simply Hired Inc. which allowed Jobbot to utilize Simply Hired, Inc.’s (“Simply Hired”) proprietary software “Simply Partner”. On June 26, 2016, Simply Hired Inc suspended its program for all publishers.

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2017, the Company had negative working capital and a stockholders’ deficiency of $45,132. Further, from inception to June 30, 2017, the Company incurred losses of $76,252. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing either by loans or sales of shares of its common stock. Also, the Company plans to offer new products and pursue acquisition prospects to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(b)	Interim Financial Information

The accompanying interim financial information as of June 30, 2017 and 2016 are unaudited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The results of operations for the three ended June 30, 2017 are not necessarily indicative of those to be expected for the year ending December 31, 2017.

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

The Company has adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations, but does require that the Company disclose assets and liabilities that are recognized and measured at fair value on a non-recurring basis, presented in a three-tier fair value hierarchy, as follows:

- Level 1. Observable inputs such as quoted prices in active markets;

- Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

- Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets that were measured and recognized at fair value as of June 30, 2017 and December 31, 2016:

- Level 1: none

- Level 2: none

- Level 3: none

The Company adopted Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable and accrued expenses, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

Advertising costs are expensed as incurred and amounted to $0 and $0 for the three months ended June 30, 2017 and 2016 (unaudited), respectively.

(h)	Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at December 20, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company issued 1,500,000 shares of common stock for general consulting services rendered by three shareholders of the Company for the period from inception (April 21, 2011) through June 30, 2017. The shares have been valued at the fair market value of the services received of $15,000.

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

Jobbot, Inc.

Notes to Financial Statements

(Unaudited)

(j)	Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Jobbot, Inc.

Notes to Financial Statements

(Unaudited)

NOTE 4 – CREDIT CARD LIABILITIES

The Company uses credit cards to pay for various Company expenses. The credit card liabilities bear interest at rates ranging up to 24% and are due in monthly installments of principal and interest. The company recorded interest expense of $1,860 and $1,337 during the period ended June 30, 2017 and June 30, 2016, respectively. The amount owed by the Company was $3,368 and $3,542 during the period ended June 30, 2016 and December 31, 2016, respectively.

NOTE 5 – RELATED PARTY

In April 2011, the Company issued a total of 10,000,000 founder’s shares of common stock at par value of $0.0001 to the Company’s CEO, Patrick Giordano. No proceeds were received in exchange for the shares of common stock.

The due to related party is due the Company’s chief executive officer, bears no interest and is due on demand. During the period ended June 30, 2017, $7,095 was loaned to the Company by the chief executive officer. As of June 30, 2017 and December 31, 2016, related party balance is $39,347 and $32,252 respectively. The company recorded imputed interest of $1,417 during the period ending June 30, 2017.

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

Jobbot, Inc.

Notes to Financial Statements

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

In April 2011, the Company issued a total of 10,000,000 founder’s shares of common stock at par value of $0.0001 to the Company’s CEO, Patrick Giordano. No proceeds were received in exchange for the shares of common stock.

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

The Company recorded imputed interest of $1,417 and $1,772 during the period ended June 30, 2017 and December 31, 2016, respectively.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Jobbot, Inc. was incorporated under the laws of the State of New York on April 21, 2011. We are an early stage company, engaged in the business of providing an online employment service. Jobbot owns the domain name www.jobbot.biz which the Company intends to develop as an online employment website to be utilized by employers and job seekers to either fill or find open employment positions. Presently, the Company is seeking web developers and/or partner service providers, to complete development of our website. Up until June 26, 2016, Jobbot was party to a partnership program with Simply Hired Inc. which allowed Jobbot to utilize Simply Hired, Inc.’s (“Simply Hired”) proprietary software “Simply Partner”. On June 26, 2016, Simply Hired Inc suspended its program for all publishers.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016.

The Company did not generate any revenues for the three and six months ended June 30, 2017 and June 30, 2016.

Professional fees for the three months ended June 30, 2017 and June 30, 2016 was $2,000 and nil, respectively. Professional fees for the six months ended June 30, 2017 and June 30, 2016 was $4,987 and $2,987 respectively.

Office and administrative expenses for the three months ended June 30, 2017 and June 30, 2016 was $1,333 and $320, respectively. Office and administrative expenses for the six months ended June 30, 2017 and June 30, 2016 was $1,886 and $1,063, respectively.

Interest expense for the three months ended June 30, 2017 and June 30, 2016 was $1,039 and $1,056, respectively. Interest expense for the six months ended June 30, 2017 and June 30, 2016 was $1,860 and $1,337, respectively. The increase is due to the company taking on additional loans from the officer/director of the company. The loans have no stated interest and no stated terms. The loans have been recorded with an imputed interest rate of 8%.

Net loss for the three months ended June 30, 2017 and June 30, 2016 was $4,372 and $1,377, respectively. Net loss for the six months ended June 30, 2017 and June 30, 2016 was $7,746 and $5,387, respectively. The loss was primarily due to the increase in professional fees and interest.

Loss per share was $0.00 and $0.00 for the three months ended June 30, 2017 and June 30, 2016, respectively. Loss per share was $0.00 and $0.00 for the six months ended June 30, 2017 and June 30, 2016, respectively.

Liquidity and Capital Resources

As of June 30, 2017, the Company had a cash balance of $0. As of December 31, 2016, the Company had a cash balance of $0. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. The Company raised $10,050 in the private placements as of June 2014. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

Item 4T. Controls and Procedures

Management’s evaluation of disclosure controls and procedures

The management of the company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (one individual) as appropriate, to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of June 30, 2017 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

JOBBOT, INC.
Registrant

Date: November 3, 2017	By:	/s/ Patrick Giordano
Patrick Giordano
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

