Form 10-Q
period 2017-09-30
Jobbot Inc.
filed 2018-01-19
CIK 1519820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 19, 2018: 12,505,000 shares of common stock.

Jobbot, Inc.

Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$6,270	$6,551
Due to related party	42,022	32,252

Total current liabilities	48,292	38,803

Stockholders' equity (deficiency):
Common stock, $.0001 par value; authorized 100,000,000 shares, issued and outstanding 12,505,000, and 12,505,000 shares, respectively	1,251	1,251
Additional paid-in capital	30,703	28,452
Accumulated deficit	(80,246)	(68,506)

Total stockholders' equity (deficiency)	(48,292)	(38,803)

Total liabilities and stockholders' equity (deficiency)	$-	$-

See notes to financial statements.

Jobbot, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-
Expenses
Professional fees	1,700	2,000	5,700	4,987
Consulting expense	-	-	-	-
Office and Admin	1,243	371	3,129	1,434
Interest expense	1,051	738	2,911	2,075
Total expenses	3,994	3,109	11,740	8,496

Income (loss) before income taxes	(3,994)	(3,109)	(11,740)	(8,496)

Income taxes (benefit)	-	-	-	-

Net income (loss)	$(3,994)	$(3,109)	$(11,740)	$(8,496)

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	12,505,000	12,505,000	12,505,000	12,505,000

See notes to financial statements.

Jobbot, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)

Cash flows from operating activities:
Net loss	$(11,740)	$(8,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	2,251	1,247
Stock-based compensation	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	(281)	(725)

Net cash used in operating activities	(9,770)	(7,974)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in due to related party	9,770	7,974

Net cash provided by (used in) financing activities	9,770	7,974

Increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:

Interest paid	$-	$-

Income taxes paid	$-	$-

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of September 30, 2017, the Company had negative working capital and a stockholders’ deficiency of $48,292. Further, from inception to September 30, 2017, the Company incurred losses of $80,246. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing either by loans or sales of shares of its common stock. Also, the Company plans to offer new products and pursue acquisition prospects to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(b)	Interim Financial Information

The accompanying interim financial information as of September 30, 2017 and 2016 are unaudited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The results of operations for the three ended September 30, 2017 are not necessarily indicative of those to be expected for the year ending December 31, 2017.

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

The following presents the gross value of assets that were measured and recognized at fair value as of September 30, 2017 and December 31, 2016:

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

Advertising costs are expensed as incurred and amounted to $0 and $0 for the three months ended September 30, 2017 and 2016 (unaudited), respectively.

(h)	Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at December 20, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company issued 1,500,000 shares of common stock for general consulting services rendered by three shareholders of the Company for the period from inception (April 21, 2011) through September 30, 2017. The shares have been valued at the fair market value of the services received of $15,000.

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

Jobbot, Inc.

Notes to Financial Statements

(Unaudited)

(j)	Recently Issued Accounting Pronouncements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – CREDIT CARD LIABILITIES

The Company uses credit cards to pay for various Company expenses. The credit card liabilities bear interest at rates ranging up to 24% and are due in monthly installments of principal and interest. The company recorded interest expense of $2,911 and $2,075 during the period ended September 30, 2017 and September 30, 2016, respectively. The amount owed by the Company was $3,211 and $3,542 during the period ended September 30, 2017 and December 31, 2016, respectively.

NOTE 5 – RELATED PARTY

In April 2011, the Company issued a total of 10,000,000 founder's shares of common stock at par value of $0.0001 to the Company's CEO, Patrick Giordano. No proceeds were received in exchange for the shares of common stock.

The due to related party is due the Company’s chief executive officer, bears no interest and is due on demand. During the period ended September 30, 2017, $9,770 was loaned to the Company by the chief executive officer. As of September 30, 2017 and December 31, 2016, related party balance is $42,022 and $32,252 respectively. The company recorded imputed interest of $2,251 during the period ending September 30, 2017.

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

The Company recorded imputed interest of $2,251 and $1,772 during the period ended September 30, 2017 and December 31, 2016, respectively.

NOTE 7 – CONTINGENCIES

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016.

The Company did not generate any revenues for the three and nine months ended September 30, 2017 and September 30, 2016.

Professional fees for the three months ended September 30, 2017 and September 30, 2016 was $1,700 and 2,000, respectively. Professional fees for the nine months ended September 30, 2017 and June 30, 2016 was $5,700 and $4,987 respectively.

Office and administrative expenses for the three months ended September 30, 2017 and June 30, 2016 was $1,243 and $371, respectively. Office and administrative expenses for the nine months ended September 30, 2017 and June 30, 2016 was $3,129 and $1,434, respectively.

Interest expense for the three months ended September 30, 2017 and September 30, 2016 was $1,243 and $371, respectively. Interest expense for the nine months ended September 30, 2017 and September 30, 2016 was $2,911 and $2,075, respectively. The increase is due to the company taking on additional loans from the officer/director of the company. The loans have no stated interest and no stated terms. The loans have been recorded with an imputed interest rate of 8%.

Net loss for the three months ended September 30, 2017 and September 30, 2016 was $3,994 and $3,109, respectively. Net loss for the nine months ended September 30, 2017 and September 30, 2016 was $11,740 and $8,496, respectively. The loss was primarily due to the increase in professional fees and interest.

Loss per share was $0.00 and $0.00 for the three months ended September 30, 2017 and June 30, 2016, respectively. Loss per share was $0.00 and $0.00 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Liquidity and Capital Resources

As of September 30, 2017, the Company had a cash balance of $0. As of December 31, 2016, the Company had a cash balance of $0. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. The Company raised $10,050 in the private placements as of June 2014. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10K for the fiscal year ended December 31, 2016. There have been no material changes in our existing accounting policies from the disclosures included in our 2016 Annual Report on Form 10K.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company's disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2017 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company's disclosure controls and procedures and implementing corrective measures.

Changes in Internal Controls

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

JOBBOT, INC.
Registrant

Date: January 19, 2018	By:	/s/ Patrick Giordano
Patrick Giordano
President, Chief
Executive Officer, Chief Financial Officer, Treasurer, and Director

