Form 10-K
period 2017-12-31
Jobbot Inc.
filed 2018-06-15
CIK 1519820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(646) 780-0992

(Issuer’s telephone number)

________________________________________________

(Former name, address and fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $125,505.

As of June 15, 2018, 12,505,000 shares of Common Stock, par value $0.001 per share were outstanding.

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

The Market

According to the US Department of Labor, Bureau of Labor Statistics, there are approximately 6.3 million Americans unemployed as of May 2018. The unemployment rate in the U.S. as of May 2018 is 3.9%. An estimated total of 20 million unemployed individuals either receive unemployment benefits or have exhausted their benefits but remain unemployed. Management believes that the large number of unemployed individuals makes the current job market extremely competitive and job seekers will need to be more aggressive when searching for employment.

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

Item 1A. Risk Factors

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

Item 4. Mine Safety Dislcosure

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

Holders

As of May 19, 2018, there were 12,505,000 common shares issued and outstanding, which were held by 30 shareholders of record.

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

Item 6. Selected Financial Data

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

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2017, including interim reporting periods with that reporting period.

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per ASU 2017-09, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-9. ASU 2017-9 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s financial statements or related disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, which include interest cost and prior service cost or credit, among others, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This ASU is effective for the Company’s fiscal year 2018, including interim periods. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements. The adoption of ASU 2017-07 is not expected to have a material impact on the Company’s financial statements or related disclosures.

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

Results of Operations for the years ended December 31, 2017 and December 31, 2016.

The Company did not generate any revenues for the years ended December 31, 2017 and December 31, 2016.

Professional fees for the years ended December 31, 2017 and December 31, 2016 was $5,700 and $8,987, respectively.

Office and administrative expenses for the years ended December 31, 2017 and December 31, 2016 was $4,390 and $3,002, respectively.

Interest expense for the years ended December 31, 2017 and December 31, 2016 was $3,985 and $2,820, respectively. The increase is due to the company taking on increased loans from the officer/director of the company. The loans have no stated interest and no stated terms. The loans have been recorded with an imputed interest rate of 8%.

Net loss for the years ended December 31, 2017 and December 31, 2016 was $14,075 and $14,809, respectively. The loss was primarily due to the increase in professional fees.

Loss per share was $0.00 and $0.00 for the years ended December 31, 2017 and December 31, 2016.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company generated a loss of $82,581 from April 21, 2011 (inception) to December 31, 2017, and has an accumulated deficit of $82,581. As of December 31, 2017 and 2016 the Company has a negative working capital of $49,761 and $38,803, the increase was due to borrowings and expenses paid off on behalf of the Company.

During the period ended December 31, 2017 and 2016, $11,217 and $13,226 was advanced to the Company by the chief executive officer, respectively, which was the sole source of capital. As of June 15, 2018, the Company had a cash balance of $0. As of December 31, 2017, the Company had a cash balance of $0. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. The Company raised $10,050 in the private placements as of June 2018. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements.

JOBBOT, INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Jobbot, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jobbot, Inc. (the Company) as of December 31, 2017 and 2016 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the two-year period ended December 31, 2017 and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for the periods ended December 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2011.

Houston, TX

June 15, 2018

Jobbot, Inc.

Balance Sheets

	December 31,
	2017	2016

Assets

Current assets:
Cash and cash equivalents	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$6,292	$6,551

Due to related party	43,469	32,252

Total current liabilities	49,761	38,803

Stockholders' equity (deficiency):
Common stock, $.001 par value; authorized 100,000,000 shares, 12,505,000 and 12,505,000 shares issued and outstanding, respectively	1,251	1,251
Additional paid-in capital	31,569	28,452
Accumulated deficit	(82,581)	(68,506)

Total stockholders' equity (deficiency)	(49,761)	(38,803)

Total liabilities and stockholders' equity (deficiency)	$-	$-

The accompanying notes are an integral part of these financial statements.

Jobbot, Inc.

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Expenses
Professional fees	$5,700	$8,987
Office and admin	4,390	3,002
Interest expense	3,985	2,820
Total expenses	14,075	14,809

Income (loss) before income taxes	(14,075)	(14,809)

Income taxes (benefit)	-	-

Net income (loss)	$(14,075)	$(14,809)

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	12,505,000	12,505,000

The accompanying notes are an integral part of these financial statements.

Jobbot, Inc.

Statements of Changes in Stockholders' Equity (Deficiency)

					Total
	Common Stock		Additional		Stockholders'
	$.001 par value		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balances, December 31, 2015	12,505,000	1,251	26,680	(53,697)	(25,766)

Imputed interest	-	-	1,772	-	1,772

Net income (loss)	-	-	-	(14,809)	(14,809)

Balances, December 31, 2016	12,505,000	1,251	28,452	(68,506)	(38,803)

Imputed interest	-	-	3,117	-	3,117

Net income (loss)	-	-	-	(14,075)	(14,075)

Balances, December 31, 2017	12,505,000	1,251	31,569	(82,581)	(49,761)

The accompanying notes are an integral part of these financial statements.

Jobbot, Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(14,075)	$(14,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	3,117	1,772
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(259)	(189)

Net cash used in operating activities	(11,217)	(13,226)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in due to related party	11,217	13,226

Net cash provided by financing activities	11,217	13,226

Decrease in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2017 and 2016, the Company had negative working capital and a stockholders’ deficiency of $49,761 and $38,803, respectively. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing either by loans or sales of shares of its common stock. Also, the Company plans to offer new products and pursue acquisition prospects to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The following presents the gross value of assets that were measured and recognized at fair value as of December 31, 2017 and December 31, 2016:

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

Advertising costs are expensed as incurred and amounted to $0 and $0 for the years ended December 31, 2017 and 2016, respectively.

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

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2017, including interim reporting periods with that reporting period.

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per ASU 2017-09, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-9. ASU 2017-9 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s financial statements or related disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, which include interest cost and prior service cost or credit, among others, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This ASU is effective for the Company’s fiscal year 2018, including interim periods. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements. The adoption of ASU 2017-07 is not expected to have a material impact on the Company’s financial statements or related disclosures.

Jobbot, Inc.

Notes to Financial Statements

NOTE 4 – CREDIT CARD LIABILITIES

The Company uses credit cards to pay for various Company expenses. The credit card liabilities bear interest at rates ranging up to 24% and are due in monthly installments of principal and interest. The company recorded interest expense of $3,985 and $2,820 during the period ended December 31, 2017 and December 31, 2016, respectively. The amount owed by the Company was $3,241 and $3,542 as of December 31, 2017 and December 31, 2016, respectively.

NOTE 5 – RELATED PARTY

In April 2011, the Company issued a total of 10,000,000 founder's shares of common stock at par value of $0.0001 to the Company's CEO, Patrick Giordano. No proceeds were received in exchange for the shares of common stock.

The due to related party is due the Company's chief executive officer. There is no formal agreement for the note and is due on demand. During the period ended December 31, 2017 and 2016, $11,217 and $13,226 was advanced to the Company by the chief executive officer, respectively. As of December 31, 2017 and 2016, related party balance is $43,469 and $32,252 respectively. The company recorded imputed interest of $3,117 and $1,772 during the period ending December 31, 2017 and 2016, respectively.

Jobbot, Inc.

Notes to Financial Statements

NOTE 6 – STOCKHOLDERS’ EQUITY

Total shares authorized as of June 15, 2018 are 100,000,000 common shares, par value $0.001 per share. Total shares issued and outstanding as of June 15, 2018 are 12,505,000 common shares. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. During fiscal year 2017 the Company has not declared any dividends since incorporation.

The Company recorded imputed interest of $3,117 and $1,772 during the years ended December 31, 2017 and 2016, respectively.

NOTE 7 – INCOME TAXES

The Company has losses carried forward for income tax purposes for December 31, 2017. There are no current or deferred tax expenses for the period ended December 31, 2017 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

	Dec. 31	Dec. 31
	2017	2016
Net Operating Losses Carry-forward	$67,581	$53,507
Statutory Tax Rate	35%	35%
Deferred Tax Asset	23,653	18,727
Valuation Allowance	(23,653)	(18,727)
Net Deferred Tax Asset	$-	$-

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the criteria established in “Internal Control – 2013 Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1)	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2)	We did not maintain appropriate cash controls – As of December 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)	We did not implement appropriate information technology controls – As at December 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4)	We did not implement appropriate related transaction controls – As at December 31, 2017, the Company has no formal control process related to the identification and approval of related party transactions.

Management is evaluating plans on a cost benefit basis to remedy the above weaknesses and we continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART II

OTHER INFORMATION

Item 10. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position

Patrick Giordano	59	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

Robert Denn	60	Secretary and Director

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

Item 11. Executive Compensation

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

Outstanding Equity Awards

Our executive officers and directors do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

SUMMARY COMPENSATION TABLE

Name and principal position	Year(1)	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Patrick Giordano (2)	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Robert Denn (3)	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0
	2015	0	0		0	0	0	5,000	0

_______________

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

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

Item 13. Certain Relationships and Related Transactions

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

During the period from inception in April 21, 2011 and through December 31, 2017, the president of the Company has provided advances to the Company for use in its operations. As of December 31, 2017 and December 31, 2016, the Company owed to the president $43,469 and $32,252, respectively. The Company has imputed interest on the advances at 8%. Interest expense of $3,116 and $1,772 was charged to the statement of operations for fiscal years 2017 and 2016, respectively.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2017 and 2016 were $5,700 and $6,487 respectively.

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

All Other Fees

The Company incurred fees during the last two fiscal years ended December 31, 2017 and 2016 were $5,700 and $6,487 for services rendered by the Company’s principal accountants relating to the review of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10Q.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Exhibits

(3.1)	(i)	Articles of Incorporation.

(3.2)	(ii)	Bylaws.

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(i) Certification of Patrick Giordano

(32.1)	Certification Pursuant To The Sarbanes-Oxley Act 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(i) Certification of Patrick Giordano

101	Interactive data files pursuant to Rule 405 of Regulation S-T

(1) Incorporated by reference to previous filing

(2) These items have been previously filed

b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

JOBBOT, INC.

Date: June 15, 2018	By:	/s/ Patrick Giordano
	Name:	Patrick Giordano
	Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer), Treasurer, and Director

