Form 10-Q
period 2018-09-30
Jobbot Inc.
filed 2018-11-16
CIK 1519820

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 2018: 12,505,000 shares of common stock.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Jobbot, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017

Assets

Current assets:
Cash and cash equivalents	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,863	$6,292
Due to related party	3,297	43,469

Total current liabilities	5,160	49,761

Stockholders' equity (deficiency):
Common stock, $.0001 par value; authorized 100,000,000 shares, issued and outstanding 12,505,000, and 12,505,000 shares, respectively	1,251	1,251
Additional paid-in capital	89,261	31,569
Accumulated deficit	(95,672)	(82,581)

Total stockholders' equity (deficiency)	(5,160)	(49,761)

Total liabilities and stockholders' equity (deficiency)	$-	$-

See notes to financial statements.

Jobbot, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-
Expenses
Professional fees	3,400	1,700	5,400	5,700
Consulting expense	-	-	-	-
Office and Admin	2,068	1,243	4,717	3,129
Interest expense	648	1,051	2,974	2,911
Total expenses	6,116	3,994	13,091	11,740

Income (loss) before income taxes	(6,116)	(3,994)	(13,091)	(11,740)

Income taxes (benefit)	-	-	-	-

Net income (loss)	$(6,116)	$(3,994)	$(13,091)	$(11,740)

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	12,505,000	12,505,000	12,505,000	12,505,000

See notes to financial statements.

Jobbot, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(Unaudited)

Cash flows from operating activities:
Net loss	$(13,091)	$(11,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	2,365	2,251
Stock-based compensation	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	(4,429)	(281)

Net cash used in operating activities	(15,155)	(9,770)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in due to related party	15,155	9,770

Net cash provided by (used in) financing activities	15,155	9,770

Increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

Non-cash Investing and Financing Activities
Settlement of debt	$55,327	$-

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

On August 17, 2018, the Company underwent a change of control where the former President and Director of the Company sold 8,788,000 common shares to an individual who is also the current Director of the Company. This individual also purchased an additional 1,067,000 shares from other shareholders.

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of September 30, 2018, the Company had negative working capital and a stockholders’ deficiency of $5,160. Further, from inception to September 30, 2018, the Company incurred losses of $95,672. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing either by loans or sales of shares of its common stock. Also, the Company plans to offer new products and pursue acquisition prospects to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(b)	Interim Financial Information

The accompanying interim financial information as of September 30, 2018 and 2017 are unaudited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The results of operations for the three ended September 30, 2018 are not necessarily indicative of those to be expected for the year ending December 31, 2018.

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

The following presents the gross value of assets that were measured and recognized at fair value as of September 30, 2018 and December 31, 2017:

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

On January 1, 2018, the Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the nine months ended September 30, 2018. The Company expects the impact to be immaterial on an ongoing basis

(g)	Advertising

Advertising costs are expensed as incurred and amounted to $0 and $0 for the three months ended September 30, 2018 and 2017 (unaudited), respectively.

(h)	Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at December 20, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company issued 1,500,000 shares of common stock for general consulting services rendered by three shareholders of the Company for the period from inception (April 21, 2011) through November 15, 2018. The shares have been valued at the fair market value of the services received of $15,000 for the year ending December 31, 2014.

Stock-based compensation was nil for the nine months ended September 30, 2018.

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

Jobbot, Inc.

Notes to Financial Statements

(Unaudited)

NOTE 4 – CREDIT CARD LIABILITIES

The Company uses credit cards to pay for various Company expenses. The credit card liabilities bear interest at rates ranging up to 24% and are due in monthly installments of principal and interest. The company recorded interest expense of $648 and $660 during the periods ended September 30, 2018 and September 30, 2017, respectively. The amount owed by the Company was $0 and $3,541 during the periods ended September 30, 2018 and December 31, 2017, respectively.

NOTE 5 – RELATED PARTY

In April 2011, the Company issued a total of 10,000,000 founder's shares of common stock at par value of $0.0001 to the Company's CEO, Patrick Giordano. No proceeds were received in exchange for the shares of common stock.

The due to related party is due the Company’s chief executive officer, bears no interest and is due on demand. During the period ended September 30, 2018, $15,156 was loaned to the Company by the officers and a shareholder of the company. As of September 30, 2018 and December 31, 2017, related party balance is $3,297 and $43,469 respectively. The company recorded imputed interest of $2,365 and $2,251 during the nine months ending September 30, 2018 and September 30, 2017 respectively.

On August 17, 2018, the Company’s chief executive officer forgave loans of $55,328 to the company.

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

The Company recorded imputed interest of $2,365 and $3,117 during the periods ended September 30, 2018 and December 31, 2017, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017.

The Company did not generate any revenues for the three and nine months ended September 30, 2018 and September 30, 2017.

Professional fees for the three months ended September 30, 2018 and September 30, 2017 were $3,400 and $1,700, respectively. Professional fees for the nine months ended September 30, 2018 and September 30, 2017 were $5,400 and $5,700 respectively.

Office and administrative expenses for the three months ended September 30, 2018 and September 30, 2017 were $2,068 and $1,243, respectively. Office and administrative expenses for the nine months ended September 30, 2018 and September 30, 2017 were $4,717 and $3,129, respectively.

Interest expense for the three months ended September 30, 2018 and September 30, 2017 was $648 and $1,051, respectively. Interest expense for the nine months ended September 30, 2018 and September 30, 2017 was $2,974 and $2,911, respectively. The increase is due to the company taking on additional loans from the officer/director of the company. The loans have no stated interest and no stated terms. The loans have been recorded with an imputed interest rate of 8%.

Net loss for the three months ended September 30, 2018 and September 30, 2017 was $6,116 and $3,994, respectively. Net loss for the nine months ended September 30, 2018 and September 30, 2017 was $13,091 and $11,740, respectively. The loss was primarily due to the increase in professional fees and interest.

Loss per share was $0.00 and $0.00 for the three months ended September 30, 2018 and September 30, 2017, respectively. Loss per share was $0.00 and $0.00 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Liquidity and Capital Resources

As of September 30, 2018, the Company had a cash balance of $0. As of December 31, 2017, the Company had a cash balance of $0. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. The Company raised $10,050 in the private placements as of June 2014. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company's disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures need improvement and were not effective as of September 30, 2018 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company's disclosure controls and procedures and implementing corrective measures.

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

JOBBOT, INC.
Registrant

Date: November 15, 2018	By:	/s/ Patrick Giordano
Patrick Giordano
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

